Form 10-K
period 2004-12-31
STRATS SM TRUST FOR IBM CORP SEC SERIES 2004-7
filed 2005-03-31
CIK 1293540

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                      ----

                                   FORM 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 2004

                                              or

      [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the transition period from ________ to ________

               Commission File Numbers: 333-111858-02, 001-32232

                    Synthetic Fixed-Income Securities, Inc.

                                 on behalf of:

         STRATS(SM) Trust For IBM Corporation Securities, Series 2004-7
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                    52-2316339
--------------------------------------------------------------------------------
  (State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
   Incorporation or Organization)


301 South College, Charlotte, North Carolina               28288
--------------------------------------------------------------------------------
  (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: (704) 383-7727

Securities registered pursuant to Section 12(b) of the Act:

Title of Class                                  Name of Registered Exchange
--------------                                  ---------------------------
STRATS(SM) Certificates, Series 2004-7          New York Stock Exchange ("NYSE")

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the registrant: (1) Has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to file requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Not applicable.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter:
Not Applicable.

The registrant has no voting stock or class of common stock that is held by non-affiliates.


                      DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into Part IV of this Annual Report: (i) the distribution reports to security holders filed on Form 8-K during the fiscal year, in lieu of reports on Form 10-Q, which include the reports filed on Form 8-K listed in Item 15(a) hereto, and (ii) the Series Supplement, dated as of June 15, 2004, filed on Form 8-A12B during the fiscal year.

                               Introductory Note

Synthetic Fixed-Income Securities, Inc. (the "Depositor") is the Depositor in respect of the STRATS(SM) Trust For IBM Corporation Securities, Series 2004-7 (the "Trust"), a common law trust formed pursuant to the Base Trust Agreement, dated as of September 26, 2003, between the Depositor and U.S. Bank Trust National Association, as trustee (the "Trustee"), as supplemented by the STRATS(SM) Certificates Series Supplement 2004-7 (the "Series Supplement") dated as of June 15, 2004 in respect of the Trust. The Trust's assets consist solely of notes issued by International Business Machines Corporation and rights under the Swap Agreement described in the Series Supplement. The Certificates do not represent obligations of or interests in the Depositor or the Trustee.

Pursuant to staff administrative positions established in Corporate Asset Backed Corporation (available August 9, 1995), the Trust is not required to respond to various items of Form 10-K. Such items are designated herein as "Not Applicable." Distribution reports detailing receipts and distributions by the Trust are filed after each distribution date on Form 8-K in lieu of reports on Form 10-Q.

International Business Machines Corporation ("IBM"), the issuer of the underlying securities, is subject to the information reporting requirements of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). The Securities and Exchange Commission (the "Commission") maintains a site on the World Wide Web at "http://www.sec.gov" at which users can view and download copies of reports, proxy and information statements and other information filed electronically through the Electronic Data Gathering, Analysis and Retrieval system, or "EDGAR." For information on IBM please see its periodic and current reports filed with the Commission under its Exchange Act file number 001-02360. Neither Synthetic Fixed-Income Securities, Inc. nor the Trustee has participated in the preparation of such reporting documents, or made any due diligence investigation with respect to the information provided therein. Neither Synthetic Fixed-Income Securities, Inc. nor the Trustee has verified the accuracy or completeness of such documents or reports. There can be no assurance that events affecting the issuer of the underlying securities, or the underlying securities themselves, have not occurred or have not yet been publicly disclosed which would affect the accuracy or completeness of the publicly available documents described above.


                                     PART I

Item 1.  Business.
------------------
         Not Applicable

Item 2.  Properties.
--------------------
         Not Applicable

Item 3.  Legal Proceedings.
---------------------------
         None

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------
         None


                                           PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and
-------------------------------------------------------------------------------
         Issuer Purchases of Equity Securities.
         --------------------------------------
     The Certificates representing investors' interest in the Trust are represented by one or more physical Certificates registered in the name of "Cede & Co.", the nominee of The Depository Trust Company. Certificates are listed on the NYSE.

Item 6.  Selected Financial Data.
---------------------------------
         Not Applicable

Item 7.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations.
         ----------------------
         Not Applicable

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
--------------------------------------------------------------------
         Not Applicable

Item 8.  Financial Statements and Supplementary Data.
-----------------------------------------------------
         Not Applicable

Item 9.  Changes in and Disagreements With Accountants on Accounting and
------------------------------------------------------------------------
         Financial Disclosure.
         ---------------------
         None

Item 9A. Controls and Procedures.
---------------------------------
         Not Applicable

Item 9B. Other Information.
---------------------------
         None


                                    PART III

Item 10. Directors and Executive Officers of the Registrant.
------------------------------------------------------------
         Not Applicable

Item 11. Executive Compensation.
--------------------------------
         Not Applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management and
---------------------------------------------------------------------------
         Related Stockholder Matters.
         ----------------------------
         None

Item 13. Certain Relationships and Related Transactions.
--------------------------------------------------------
         None

Item 14. Principal Accounting Fees and Services.
------------------------------------------------
         None


                                    PART IV

Item 15. Exhibits, Financial Statement Schedules.
-------------------------------------------------
         (a) The following documents have been filed as part of this report.

              1. Trustee's Distribution Statements documented on Form 8-K of STRATS(SM) Trust For IBM Corporation Securities, Series 2004-7 to the certificateholders for the period from January 1, 2004 through and including December 31, 2004 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference. Filing dates are listed below:

--------------------------------------------------------------------------------
         Trust Description                    Distribution Date       Filed on
--------------------------------------------------------------------------------
STRATS(SM) Trust For IBM Corporation
Securities, Series 2004-7                        06-29-2004          07-09-2004
                                                 07-29-2004          08-10-2004
                                                 08-29-2004          09-07-2004
                                                 09-29-2004          10-12-2004
                                                 10-29-2004          11-10-2004
                                                 11-29-2004          12-09-2004
                                                 12-29-2004          01-07-2005
--------------------------------------------------------------------------------

              2.   None

              3.   Exhibits:

                   4.1 - Series Supplement, dated as of June 15, 2004, is set forth as Exhibit 5 on Form 8-A12B filed with the Securities and Exchange Commission, for Registrant on June 25, 2004, and is incorporated herein by reference.

                   99.1 - Certification by Director of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to
                   Section 302 of the Sarbanes-Oxley Act of 2002.

                   99.2 - Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                   99.3 - Report of Aston Bell, CPA.

                   99.4 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2004, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                   99.5 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2004, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                   99.6 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2004, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                   99.7 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2004, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                   99.8 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2004, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                   99.9 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2004, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                   99.10 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2005, as further described in Item 15(a)(1) above, is incorporated herein by reference.

         (b)  See Item 15(a) above.

         (c)  Not Applicable.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Synthetic Fixed-Income Securities, Inc., as Depositor for the Trust




                                      By:    /s/ Jimmy Whang
                                             ----------------------------------
                                      Name:  Jimmy Whang
                                      Title: Director


Dated:  March 28, 2005

                                 EXHIBIT INDEX

---------------- ------------------------------------------ -------------
   Reference              Description of Exhibits             Exhibit
  Number per                                                 Number in
  Item 601 of                                                   this
 Regulation SK                                               Form 10-K
---------------- ------------------------------------------ -------------
     (4.1)       Series Supplement, dated as of  June 15,       4.1
                 2004, is set forth as Exhibit 5 on Form
                 8-A12B filed with the Securities and
                 Exchange Commission, for Registrant on
                 June 25, 2004, and is incorporated
                 herein by reference.
---------------- ------------------------------------------ -------------
                 Certification by Director of the
                 Registrant pursuant to 15 U.S.C.
    (99.1)       Section 7241, as adopted pursuant to           99.1
                 Section 302 of the Sarbanes-Oxley Act of
                 2002.
---------------- ------------------------------------------ -------------
                 Annual Compliance Report by Trustee
                 pursuant to 15 U.S.C. Section 7241, as
    (99.2)       adopted pursuant to Section 302 of the         99.2
                 Sarbanes-Oxley Act of 2002.
---------------- ------------------------------------------ -------------
    (99.3)       Report of Aston Bell, CPA.                     99.3
---------------- ------------------------------------------ -------------
                 Registrant's Current Report on Form 8-K
                 filed with the Securities and Exchange
    (99.4)       Commission on July 9, 2004, as further         99.4
                 described in Item 15(a)(1) above, is
                 incorporated herein by reference.
---------------- ------------------------------------------ -------------
                 Registrant's Current Report on Form 8-K
                 filed with the Securities and Exchange         99.5
    (99.5)       Commission on August 10, 2004, as further
                 described in Item 15(a)(1)above, is
                 incorporated herein by reference.
---------------- ------------------------------------------ -------------
                 Registrant's Current Report on Form 8-K
                 filed with the Securities and Exchange
    (99.6)       Commission on September 7, 2004, as            99.6
                 further described in Item 15(a)(1) above,
                 is incorporated herein by reference.
---------------- ------------------------------------------ -------------
                 Registrant's Current Report on Form 8-K
                 filed with the Securities and Exchange
    (99.7)       Commission on October 12, 2004, as             99.7
                 further described in Item 15(a)(1) above,
                 is incorporated herein by reference.
---------------- ------------------------------------------ -------------
                 Registrant's Current Report on Form 8-K
                 filed with the Securities and Exchange
    (99.8)       Commission on November 10, 2004, as            99.8
                 further described in Item 15(a)(1) above,
                 is incorporated herein by reference.
---------------- ------------------------------------------ -------------
                 Registrant's Current Report on Form 8-K
                 filed with the Securities and Exchange
    (99.9)       Commission on December 9, 2004, as             99.9
                 further described in Item 15(a)(1) above,
                 is incorporated herein by reference.
---------------- ------------------------------------------ -------------
    (99.10)      Registrant's Current Report on Form 8-K        99.10
                 filed

---------------- ------------------------------------------ -------------
                 with the Securities and Exchange
                 Commission on January 7, 2005, as
                 further described in Item 15(a)(1)
                 above, is incorporated herein by
                 reference.
---------------- ------------------------------------------ -------------