Form 10-K
period 2005-12-31
STRATS SM TRUST FOR IBM CORP SEC SERIES 2004-7
filed 2006-03-31
CIK 1293540

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                     ----

                                   FORM 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)

     /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2005

                                      or

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

     For the transition period from ________ to ________

               Commission File Numbers: 333-111858-02, 001-32232

                    Synthetic Fixed-Income Securities, Inc.

                                 on behalf of:

        STRATS(SM) Trust For IBM Corporation Securities, Series 2004-7
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 Delaware                             52-2316339
------------------------------------------------------------------------------
     (State or other jurisdiction of      (I.R.S. Employer Identification No.)
      incorporation or organization)


301 South College, Charlotte, North Carolina                28288
------------------------------------------------------------------------------
  (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: (704) 383-7727

Securities registered pursuant to Section 12(b) of the Act:


Title of each class                             Name of exchange on which registered

STRATS(SM) Certificates, Series 2004-7          New York Stock Exchange ("NYSE")


Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes / /   No /X/

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes / /   No /X/

Indicate by check mark whether the registrant: (1) Has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/   No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Not applicable.

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer or a non-accelerated filer. See the definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (check one):
Large accelerated filer / /  Accelerated filer / /  Non- accelerated filer /X/

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes / /   No /X/

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


                      DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into Part IV of this Annual Report: The distribution reports to security holders filed on Form 8-K during the fiscal year, in lieu of reports on Form 10-Q, which include the reports filed on Form 8-K listed in Item 15(a) hereto.


                              Introductory Note

Synthetic Fixed-Income Securities, Inc. (the "Depositor") is the Depositor in respect of the STRATS(SM) Trust For IBM Corporation Securities, Series 2004-7 (the "Trust"), a common law trust formed pursuant to the Base Trust Agreement, dated as of September 26, 2003, between the Depositor and U.S. Bank Trust National Association, as trustee (the "Trustee"), as supplemented by the STRATS(SM) Certificates Series Supplement 2004-7 (the "Series Supplement") dated as of June 15, 2004 in respect of the Trust. The Trust's assets consist solely of notes issued by International Business Machines Corporation. The Certificates do not represent obligations of or interests in the Depositor or the Trustee.

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



                                    PART I

Item 1.   Business.
------------------

          Not Applicable

Item 1A.  Risk Factors.
----------------------

          Not Applicable

Item 1B.  Unresolved Staff Comments.
-----------------------------------

          Not Applicable

Item 2.   Properties.
--------------------

          Not Applicable

Item 3.   Legal Proceedings.
---------------------------

          None

Item 4.   Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

          None


                                    PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters
----------------------------------------------------------------------------
and Issuer Purchases of Equity Securities.
-----------------------------------------

     The Class A-1 Certificates representing investors' interest in the Trust are represented by one or more physical Certificates registered in the name of "Cede & Co.", the nominee of The Depository Trust Company. The Class A-1 Certificates are listed on the NYSE.

Item 6.   Selected Financial Data.
---------------------------------

          Not Applicable

Item 7.   Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations.
---------------------

          Not Applicable

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
--------------------------------------------------------------------

          Not Applicable

Item 8.   Financial Statements and Supplementary Data.
-----------------------------------------------------

          Not Applicable

Item 9.   Changes in and Disagreements With Accountants on Accounting
---------------------------------------------------------------------
and Financial Disclosure.
------------------------

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


                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.
------------------------------------------------------------

          Not Applicable

Item 11.  Executive Compensation.
--------------------------------

          Not Applicable

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------
and Related Stock Matters.
-------------------------

          Not Applicable

Item 13.  Certain Relationships and Related Transactions.
--------------------------------------------------------

          None

Item 14.  Principal Accounting Fees and Services.
------------------------------------------------

          Not Applicable


                                    PART IV

Item 15.  Exhibits, Financial Statement Schedules.
-------------------------------------------------

          (a)  The following documents have been filed as part of this report.

          1. Trustee's Distribution Statements documented on Form 8-K of STRATS(SM) Trust For IBM Corporation Securities, Series 2004-7 to the certificateholders for the period from January 1, 2005 through and including December 31, 2005 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference. Filing dates are listed below:

------------------------------------------------------------------------------
                                                    Distribution
                Trust Description                       Date       Filed on
------------------------------------------------------------------------------
STRATS(SM) Trust For IBM Corporation Securities,     01-29-2005   02-09-2005
Series 2004-7                                        03-01-2005   03-04-2005
                                                     03-29-2005   04-08-2005
                                                     04-29-2005   05-11-2005
                                                     05-29-2005   06-10-2005
                                                     06-29-2005   07-11-2005
                                                     07-29-2005   08-05-2005
                                                     08-29-2005   09-02-2005
                                                     09-29-2005   10-06-2005
                                                     10-29-2005   11-10-2005
                                                     11-29-2005   12-06-2005
                                                     12-29-2005   01-09-2006


------------------------------------------------------------------------------

          2.   None

          3.   Exhibits:

               31.1 - Certification by Director of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

               99.1 - Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

               99.2 - Report of Aston Bell, CPA.

               99.3 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2005, as further described in Item 15(a)(1) above, is incorporated herein by reference.

               99.4 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2005, as further described in Item 15(a)(1) above, is incorporated herein by reference.

               99.5 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2005, as further described in Item 15(a)(1) above, is incorporated herein by reference.

               99.6 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2005, as further described in Item 15(a)(1) above, is incorporated herein by reference.

               99.7 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2005, as further described in Item 15(a)(1) above, is incorporated herein by reference.

               99.8 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2005, as further described in Item 15(a)(1) above, is incorporated herein by reference.

               99.9 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2005, as further described in Item 15(a)(1) above, is incorporated herein by reference.

               99.10 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2005, as further described in Item 15(a)(1) above, is incorporated herein by reference.

               99.11 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2005, as further described in Item 15(a)(1) above, is incorporated herein by reference.

               99.12 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005, as further described in Item 15(a)(1) above, is incorporated herein by reference.

               99.13 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2005, as further described in Item 15(a)(1) above, is incorporated herein by reference.

               99.14 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2006, as further described in Item 15(a)(1) above, is incorporated herein by reference.



     (b)  See Item 15(a) above.

     (c)  Not Applicable.

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Synthetic Fixed-Income Securities, Inc., as Depositor for the Trust




                                    By: /s/ Jimmy Whang
                                        ---------------------------
                                    Name:   Jimmy Whang
                                    Title:  Director


Dated: March 30, 2006

                       EXHIBIT INDEX

-------------------------------------------------------------
 Reference         Description of Exhibits         Exhibit
 Number per                                       Number in
Item 601 of                                         this
Regulation SK                                     Form 10-K
-------------------------------------------------------------
             Certification by Director of the
             Registrant pursuant to 15 U.S.C.
   (31.1)    Section 7241, as adopted pursuant      31.1
             to Section 302 of the
             Sarbanes-Oxley Act of 2002.
-------------------------------------------------------------
             Annual Compliance Report by Trustee
             pursuant to 15 U.S.C. Section 7241,
   (99.1)    as adopted pursuant to Section 302     99.1
             of the Sarbanes-Oxley Act of 2002.
-------------------------------------------------------------
   (99.2)    Report of Aston Bell, CPA.             99.2
-------------------------------------------------------------
             Registrant's Current Report on
             Form 8-K filed with the Securities
             and Exchange Commission on
   (99.3)    February 9, 2005, as further           99.3
             described in Item 15(a)(1) above,
             is incorporated herein by
             reference.
-------------------------------------------------------------
             Registrant's Current Report on
             Form 8-K filed with the Securities
             and Exchange Commission on March
   (99.4)    4, 2005, as further described in       99.4
             Item 15(a)(1) above, is incorporated
             herein by reference.
-------------------------------------------------------------
             Registrant's Current Report on
             Form 8-K filed with the Securities
             and Exchange Commission on April
   (99.5)    8, 2005, as further described in       99.5
             Item 15(a)(1) above, is incorporated
             herein by reference.
-------------------------------------------------------------
             Registrant's Current Report on Form
             8-K filed with the Securities
             and Exchange Commission on May 11,
   (99.6)    2005, as further described in Item     99.6
             15(a)(1) above, is incorporated
             herein by reference.
-------------------------------------------------------------
             Registrant's Current Report on
             Form 8-K filed with the Securities
             and Exchange Commission on June
   (99.7)    10, 2005, as further described in      99.7
             Item 15(a)(1) above, is incorporated
             herein by reference.
-------------------------------------------------------------
             Registrant's Current Report on
             Form 8-K filed with the Securities
             and Exchange Commission on July
   (99.8)    11, 2005, as further described in      99.8
             Item 15(a)(1) above, is incorporated
             herein by reference.
-------------------------------------------------------------
             Registrant's Current Report on
             Form 8-K filed with the Securities
             and Exchange Commission on August
   (99.9)    5, 2005, as further described in       99.9
             Item 15(a)(1) above, is incorporated
             herein by reference.
-------------------------------------------------------------
  (99.10)    Registrant's Current Report on         99.10
             Form 8-K filed with the Securities
             and Exchange Commission on
-------------------------------------------------------------

-------------------------------------------------------------
             September 2, 2005, as further
             described in Item 15(a)(1) above,
             is incorporated herein by
             reference.
-------------------------------------------------------------
             Registrant's Current Report on
             Form 8-K filed with the Securities
             and Exchange Commission on October
  (99.11)    6, 2005, as further described in       99.11
             Item 15(a)(1) above, is incorporated
             herein by reference.
-------------------------------------------------------------
             Registrant's Current Report on
             Form 8-K filed with the Securities
             and Exchange Commission on
  (99.12)    November 10, 2005, as further          99.12
             described in Item 15(a)(1) above,
             is incorporated herein by
             reference.
-------------------------------------------------------------
             Registrant's Current Report on
             Form 8-K filed with the Securities
             and Exchange Commission on
  (99.13)    December 6, 2005, as further           99.13
             described in Item 15(a)(1) above,
             is incorporated herein by
             reference.
-------------------------------------------------------------
             Registrant's Current Report on
             Form 8-K filed with the Securities
             and Exchange Commission on January
  (99.14)    9, 2006, as further described in       99.14
             Item 15(a)(1) above, is incorporated
             herein by reference.
-------------------------------------------------------------