Form 10-K
period 2007-12-31
STRATS SM TRUST FOR IBM CORP SEC SERIES 2004-7
filed 2008-03-28
CIK 1293540

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

     For the fiscal year ended December 31, 2007

                                      or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ________

               Commission File Numbers: 333-111858-02, 001-32232

                    Synthetic Fixed-Income Securities, Inc.

                                 on behalf of:

        STRATS(SM) Trust For IBM Corporation Securities, Series 2004-7
        --------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                        Delaware                                 52-2316339
--------------------------------------------------------------------------------
    (State or other jurisdiction of incorporation            (I.R.S. Employer
                    or organization)                         Identification No.)


    301 South College, Charlotte, North Carolina                    28288
--------------------------------------------------------------------------------
       (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code: (704) 383-7727

Securities registered pursuant to Section 12(b) of the Act:

                                               Name of Registered exchange
Title of each class                            on which registered
-------------------                            --------------------------------

STRATS(SM) Certificates, Series 2004-7         New York Stock Exchange ("NYSE")

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [ ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [ ]   No [X]

Indicate by check mark whether the registrant: (1) Has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

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

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [ ]   No [X]

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




                                    PART I

Item 1. Business.
----------------

         Not Applicable

Item 1A. Risk Factors.
---------------------

         Not Applicable

Item 1B. Unresolved Staff Comments.
----------------------------------

         Not Applicable

Item 2. Properties.
------------------

         Not Applicable

Item 3. Legal Proceedings.
-------------------------

         None

Item 4. Submission of Matters to a Vote of Security Holders.
-----------------------------------------------------------

         None


                                    PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and
------------------------------------------------------------------------------
Issuer Purchases of Equity Securities.
-------------------------------------

         The Class A-1Certificates representing investors' interest in the Trust are represented by one or more physical Certificates registered in the name of "Cede & Co.", the nominee of The Depository Trust Company. The Class A-1 Certificates are listed on the NYSE.

Item 6. Selected Financial Data.
-------------------------------

         Not Applicable

Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations.
---------------------

         Not Applicable

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
-------------------------------------------------------------------

         Not Applicable

Item 8. Financial Statements and Supplementary Data.
---------------------------------------------------

         Not Applicable

Item 9. Changes in and Disagreements With Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure.
--------------------

         None

Item 9A.  Controls and Procedures.
---------------------------------

         Not Applicable

Item 9B. Other Information.
--------------------------

         None


                                   PART III

Item 10. Directors and Executive Officers of the Registrant.
-----------------------------------------------------------

         Not Applicable

Item 11. Executive Compensation.
-------------------------------

         Not Applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management and
---------------------------------------------------------------------------
Related Stock Matters.
---------------------

         Not Applicable

Item 13. Certain Relationships and Related Transactions.
-------------------------------------------------------

         None

Item 14. Principal Accounting Fees and Services.
-----------------------------------------------

         Not Applicable


                                    PART IV

Item 15. Exhibits, Financial Statement Schedules.
------------------------------------------------

         (a)  The following documents have been filed as part of this report.

              1. Trustee's Distribution Statements documented on Form 8-K of STRATS(SM) Trust For IBM Corporation Securities, Series 2004-7 to the certificateholders for the period from January 1, 2007 through and including December 31, 2007 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference. Filing dates are listed below:

--------------------------------------------------------------------------------
                 Trust Description                Distribution Date    Filed on
--------------------------------------------------------------------------------
STRATS(SM) Trust For IBM Corporation Securities,      12-29-2006      01-11-2007
Series 2004-7                                         01-29-2007      02-07-2007
                                                      03-01-2007      03-08-2007
                                                      03-29-2007      04-05-2007
                                                      04-29-2007      05-10-2007
                                                      05-29-2007      06-12-2007
                                                      06-29-2007      07-12-2007
                                                      07-29-2007      08-10-2007
                                                      08-29-2007      09-13-2007
                                                      09-29-2007      10-12-2007
                                                      10-29-2007      11-02-2007
                                                      11-29-2007      12-07-2007
                                                      12-29-2007      01-10-2008
--------------------------------------------------------------------------------

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

                   99.1 - Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                   99.2 - Report of Aston Bell, CPA.

                   99.3 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                   99.4 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                   99.5 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                   99.6 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                   99.7 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 10, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                   99.8 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                   99.9 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                   99.10 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                   99.11 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 13, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                   99.12 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                   99.13 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                   99.14 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                   99.15 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2008, as further described in Item 15(a)(1) above, is incorporated herein by reference.


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

                                       Synthetic Fixed-Income Securities, Inc., as Depositor for the Trust




                                       By:  /s/ Jimmy Whang
                                            -----------------------------------
                                            Name:   Jimmy Whang
                                            Title:  Director


Dated:  March 28, 2008

                                 EXHIBIT INDEX

--------------------------------------------------------------------------------
 Reference Number                                               Exhibit Number
 per Item 601 of             Description of Exhibits                in this
  Regulation SK                                                    Form 10-K
--------------------------------------------------------------------------------
                    Certification by Directorof the Registrant
      (31.1)        pursuant to 15 U.S.C. Section 7241, as           31.1
                    adopted pursuant to Section 302 of the
                    Sarbanes-Oxley Act of 2002.
--------------------------------------------------------------------------------
                    Annual Compliance Report by Trustee pursuant
      (99.1)        to 15 U.S.C. Section 7241, as adopted pursuant   99.1
                    to Section 302 of the Sarbanes-Oxley Act of
                    2002.
--------------------------------------------------------------------------------
      (99.2)        Report of Aston Bell, CPA.                       99.2
--------------------------------------------------------------------------------
                    Registrant's Current Report on Form 8-K filed
                    with the Securities and Exchange Commission
      (99.3)        on January 11, 2007, as further described in     99.3
                    Item 15(a)(1) above, is incorporated herein
                    by reference.
--------------------------------------------------------------------------------
                    Registrant's Current Report on Form 8-K filed
                    with the Securities and Exchange Commission
      (99.4)        on February 7, 2007, as further described in     99.4
                    Item 15(a)(1) above, is incorporated herein
                    by reference.
--------------------------------------------------------------------------------
                    Registrant's Current Report on Form 8-K filed
                    with the Securities and Exchange Commission
      (99.5)        on March 8, 2007, as further described in        99.5
                    Item 15(a)(1) above, is incorporated herein
                    by reference.
--------------------------------------------------------------------------------
                    Registrant's Current Report on Form 8-K filed
                    with the Securities and Exchange Commission
      (99.6)        on April 5, 2007, as further described in        99.6
                    Item 15(a)(1) above, is incorporated herein
                    by reference.
--------------------------------------------------------------------------------
                    Registrant's Current Report on Form 8-K filed
                    with the Securities and Exchange Commission
      (99.7)        on May 10, 2007, as further described in         99.7
                    Item 15(a)(1) above, is incorporated herein
                    by reference.
--------------------------------------------------------------------------------
                    Registrant's Current Report on Form 8-K filed
                    with the Securities and Exchange Commission
      (99.8)        on June 12, 2007, as further described in        99.8
                    Item 15(a)(1) above, is incorporated herein
                    by reference.
--------------------------------------------------------------------------------
                    Registrant's Current Report on Form 8-K filed
                    with the Securities and Exchange Commission
      (99.9)        on July 12, 2007, as further described in        99.9
                    Item 15(a)(1) above, is incorporated herein
                    by reference.
--------------------------------------------------------------------------------
     (99.10)        Registrant's Current Report on Form 8-K filed    99.10
                    with the Securities and Exchange Commission
                    on
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                    August 10, 2007, as further described in
                    Item 15(a)(1) above, is incorporated herein
                    by reference.
--------------------------------------------------------------------------------
                    Registrant's Current Report on Form 8-K filed
                    with the Securities and Exchange Commission
     (99.11)        on September 13, 2007, as further described in   99.11
                    Item 15(a)(1) above, is incorporated herein
                    by reference.
--------------------------------------------------------------------------------
                    Registrant's Current Report on Form 8-K filed
                    with the Securities and Exchange Commission
     (99.12)        on October 12, 2007, as further described in     99.12
                    Item 15(a)(1) above, is incorporated herein
                    by reference.
--------------------------------------------------------------------------------
                    Registrant's Current Report on Form 8-K filed
                    with the Securities and Exchange Commission
     (99.13)        on November 2, 2007, as further described in     99.13
                    Item 15(a)(1) above, is incorporated herein
                    by reference.
--------------------------------------------------------------------------------
                    Registrant's Current Report on Form 8-K filed
                    with the Securities and Exchange Commission
     (99.14)        on December 7, 2007, as further described in     99.14
                    Item 15(a)(1) above, is incorporated herein
                    by reference.
--------------------------------------------------------------------------------
                    Registrant's Current Report on Form 8-K filed
                    with the Securities and Exchange Commission
     (99.15)        on January 10, 2008, as further described in     99.15
                    Item 15(a)(1) above, is incorporated herein
                    by reference.
--------------------------------------------------------------------------------